Form 10-K
HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
filed 2000-03-30
CIK 1101649

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                  Commission File No. 333-84611

             HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


                    HOUSEHOLD FINANCE CORPORATION
                    (Master Servicer of the Trust)
      (Exact name as specified in Master Servicer's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Master Servicer) Number of Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of Master    (Zip Code)
Servicer)


Master Servicer's telephone number, including   (847) 564-5000
area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                No   X

The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 1999 was approximately $500.3 million.

                    INTRODUCTORY NOTE




     HFC Revolving Corporation, as seller (the "Seller") under a Pooling and Servicing Agreement (the "Agreement") dated as of November 1, by and among the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and Bank One, National Association, as trustee (the "Trustee") providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 1999-1 (the "Certificates") and are originators of the trust called the Household Home Equity Loan Trust 1999-1 (the "Registrant" or the "Trust").

     Each Certificate represents an undivided interest in the Trust. The Certificates consist of two classes of certificates (the "Class A Certificates" and the "Class M Certificates"). This Form 10-K has been prepared with reduced disclosure in accordance with past exemptions from reporting requirements granted by the Securities and Exchange Commission (the "Commission") under Section 13 of the Securities Exchange Act of 1934 (the "Act") received by the Master Servicer for trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

                                  PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Sellers or the Master Servicer with respect to the Certificates or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1999.




                                PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of March 1, 2000, there were 19 Class A-1 Noteholders, 5 Class A-2 Noteholders, 12 Class A-3 Noteholders, 6 Class A-4 Noteholders, 3 Class M-1 Noteholders and 3 Class M-2 Noteholders, some of whom may be holding Certificates for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




                                PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates or Class M Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates or Class M Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 1, 2000. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-1 Noteholders


Boston Safe Deposit & Trust Co.         $ 18,750         7.91%
c/o Mellon Bank N.A., Room 153-3015
Three Mellon Bank Center
Pissburgh, PA 15259

Chase Manhattan Bank                    $105,535        44.53%
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                          $ 46,500        19.08%
P. O. Box 30576
Tampa, FL 33630-3576

State Street Bank and Trust Co.         $ 35,415        14.94%
Global Corp. Action Dept. JAB5NW
1776 Heritage Drive
NO. Quincy, MA 02171


Class A-2 Noteholders


Bank of New York                        $ 10,000        16.13%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                    $ 30,000        48.39%
4 New York Plaza - 13th Floor
New York, NY 10004

State Street Bank and Trust Co.         $ 21,560        34.77%
Global Corp. Action Dept. JAB5NW
1776 Heritage Drive
NO. Quincy, MA 02171

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-3 Noteholders


Bankers Trust Company                   $ 17,410        19.34%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Brown Brothers Harriman & Co.           $ 19,080        21.20%
63 Wall Street, 8th Floor
New York, NY 10005

Northern Trust Company                  $  6,375         7.08%
801 S. Canal C-IN
Chicago, IL 60607

PNC Bank, National Association          $  7,365         8.18%
1600 Market Street - 29th Floor
Philadelphia, PA 19103

Prudential Securities Custody           $ 10,000        11.11%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

State Street Bank and Trust Co.         $  7,750         8.61%
Global Corp. Action Dept. JAB5NW
1776 Heritage Drive
NO. Quincy, MA 02171

Wachovia Bank/Safekeeping               $ 16,000        17.78%
301 N. Main Street, NC 31058
Winston-Salem, NC 27150

                                             Amount Owned


                                        All dollar amounts are
                                             in thousands


Name and Address                        Principal      Percent


Class A-4 Noteholders


Bank of New York (The)                  $ 20,000        46.60%
925 Patterson Plank Road
Secaucus, NJ 07094

Merrill Lynch, Pierce, Fenner           $ 16,300        37.98%
& Smith, Inc. - Debt Sec
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855

Northern Trust Company                  $  6,000         13.98%
801 S. Canal C-IN
Chicago, IL 60607


Class M-1 Noteholders


Bank of New York (The)                  $ 10,000         28.13%
925 Patterson Plank Road
Secaucus, NJ 07094

The Bank of New York/                   $ 15,550         43.74%
First Union Safekeeping
Dealer Clearnace
16 Wall Street - 5th Floor
New York, NY 10005

Citibank, N.A.                          $ 10,000         28.13%
P.O. Box 30576
Tampa, FL 33630-3576

                                             Amount Owned


                                        All dollar amounts are
                                             in thousands


Name and Address                        Principal      Percent


Class M-2 Noteholders

Bankers Trust Company                   $  7,000         21.26%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Citibank, N.A.                          $ 12,920         39.25%
P.O. Box 30576
Tampa, FL 33630-3576

First Union National Bank               $ 13,000         39.49%
1525 West W.T. Harris Blvd. - 3A4
Charlotte, NC 28288




Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 1999 and the Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1999:

               Date of Reports     Items Covered

               December 20, 1999   Item 7 -- Statement with respect
                                   to distributions made on
                                   December 20, 1999.

          (c) Exhibit 99. Annual Statement to Certificateholders for the year ended December 31, 1999.

          (d)  Not Applicable.

                               SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Revolving Home Equity Loan Trust 1999-1 by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                    as Master Servicer of and on behalf of the

                     REVOLVING HOME EQUITY LOAN TRUST 1999-1
                                 (Registrant)




Date:  March 30 , 2000        By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index



Exhibit No.    Exhibit

99             Annual Statement to Certificateholders
               for the year ended December 31, 1999