Form 10-K
HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
filed 2001-03-28
CIK 1101649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-84611

HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
(Exact name of Registrant as specified in Department
Of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	36-3670374 (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____
The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 2000 was approximately $500.3 Million.

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

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of February 28, 2001, there were 21 Class A-1 Certificateholders, 7 Class A-2 Certificateholders, 19 Class A-3 Certificateholders, 10 Class A-4 Certificateholders, 3 Class M-1 Certificateholders and 4 M-2 Certificateholders, some of whom may be holding Certificates for the accounts of others.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificateholders or Class M Certificateholders; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates and Class M Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 28, 2001. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A-1 Certificateholders

Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$20,150	8.50%
Boston Safe Deposit and Trust Company c/o Mellon Bank N.A. Three Mellon Bank Center, Room 153-3015 Pittsburgh, PA 15259	$19,825	8.36%
Chase Manhattan Bank 4 New York Plaza, 13th Floor New York, NY 10004	$102,560	43.27%
Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$26,500	11.18%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$32,765	13.82%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A-2 Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$5,000	8.06%
Chase Manhattan Bank 4 New York Plaza, 13th Floor New York, NY 10004	$42,000	67.74%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$10,000	16.13%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$4,560	7.35%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A-3 Certificateholders

Banc of America Securities LLC 185 Berry Street San Francisco, CA 94107	$9,699	10.78%
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$7,162	7.96%
Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	$13,339	14.82%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$6,563	7.29%
PNC Bank, National Association 1600 Market Street, 29th Floor Philadelphia, PA 19103	$7,365	8.18%
Prudential Securities Custody c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$11,350	12.61%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$9,991	11.10%
Wachovia Bank/Safekeeping 301 N. Church Street Winston Salem, NC 27102	$16,000	17.78%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A-4 Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$15,300	35.65%
Credit Suisse First Boston Corporation c/o ADP Proxy Services	$20,000	46.60%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$6,000	13.98%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class M-1 Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$10,000	28.13%
Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$10,000	28.13%
FUNB Phila.Main 123 South Broad Street Philadelphia, PA 19109	$15,550	43.74%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class M-2 Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$13,000	39.49%
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$7,000	21.26%
Chase Manhattan Bank 4 New York Plaza, 13th Floor New York, NY 10004	$8,000	24.30%
Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$4,920	14.95%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2000, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000:

Date of Reports	Items Covered
October 20, 2000 November 20, 2000 December 20, 2000.	Item 7. Statement to Certificateholders with respect to distribution made on October 20, 2000, November 20, 2000 and December 20, 2000.
(c) Exhibit 99. Copy of Annual Statement to Certificateholders for the year 2000.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Home Equity Loan Trust 1999-1 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1 (Registrant)

By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2001

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Certificateholders for the year ended December 31, 2000.