Form 10-K
period 2002-12-31
HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
filed 2003-03-31
CIK 1101649

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

                        Commission File Nos. 000-30465-01

                     HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
                     ---------------------------------------
              (Exact name of Registrant as specified in Department Of the Treasury, Internal Revenue Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                          -----------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)

           DELAWARE                                      Not Applicable
           --------                                      --------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
   incorporation of Servicer)                         Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS                60070
------------------------------------------------------------------
(Address of principal executive offices of Servicer)      (Zip Code)

Servicer's telephone number, including area code (847) 564-5000
                                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

HFC Revolving Corporation, as seller (the "Seller") under a Pooling and Servicing Agreement (the "Agreement") dated as of November 1, 1999 by and among the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and Bank One, National Association, as trustee (the "Trustee") providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 1999-1 (the "Certificates"). The Seller is the originator of the trust called the Household Home Equity Loan Trust 1999-1 (the "Registrant" or the "Trust").

Each Certificate represents an undivided interest in the Trust. The Certificates consist of six classes of certificates (the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates and the Class M-1 Certificates and the Class M-2 Certificates. This Form 10-K has been prepared with reduced disclosure in accordance with past exemptions from reporting requirements granted by the Securities and Exchange Commission (the "Commission") under Section 13 of the Securities Exchange Act of 1934 (the "Act") received by the Master Servicer for trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.


                                     PART I

Item 1.  Business.
         --------

Not Applicable.

Item 2.  Properties.
         ----------

Not Applicable.

Item 3.  Legal Proceedings.
         -----------------

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of March 25, 2003, there were less than 300 holders of record of each class of Certificates.

Item 6.  Selected Financial Data.
         -----------------------

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Not Applicable.

Item 11. Executive Compensation.
         ----------------------

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the respective class of Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 25, 2003. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-1 Certificateholders
----------------------------
None

Class A-2 Certificateholders
----------------------------
None

Class A-3 Certificateholders
----------------------------

Bank of New York                            $ 10,000                    11.11%
One Wall Street
New York, NY  10286

Deutsche Bank Trust Company Americas        $  7,162                     7.96%
648 Grassmere Park Road
Nashville, TN 37211

Bank of New York/Investment Account         $ 15,782                    17.54%
***Participant Contact Not Found***

Brown Brothers Harriman & Co.               $  6,234                     6.93%
63 Wall Street, 8th Floor
New York, NY 10005

JP Morgan Chase Bank                        $  6,083                     6.76%
14201 Dallas Parkway
Dallas, TX 75254

Northern Trust Company                      $ 10,674                    11.86%
801 S. Canal C-IN
Chicago, IL 60607

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

PNC Bank, National Association              $  7,365                     8.18%
1600 Market Street, 29th Floor
Philadelphia, PA 19103

Prudential Securities Custody               $ 11,350                    12.61%
c/o ADP Proxy Services
Edgewood, NY 11717

State Street Bank and Trust Company         $  7,336                     8.15%
Global Corporate Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171


Class A-4 Certificateholders
----------------------------

Bank of New York                            $ 28,000                    65.24%
One Wall Street
New York, NY  10286

Northern Trust Company                      $  6,000                    13.98%
801 S. Canal C-IN
Chicago, IL 60607

Prudential Securities Custody               $  6,300                    14.68%
c/o ADP Proxy Services
Edgewood, NY  11717

Class M-1 Certificateholders

Bank of New York                            $ 10,000                    23.30%
One Wall Street
New York, NY  10286

Citibank, N.A.                              $ 10,000                    23.30%
3800 Citibank Center, B3-15
Tampa, FL 33610-9122

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Wachovia Bank N.A.                          $ 15,550                    36.23%
530 Walnut Street
Philadelphia, PA 19109


Class M-2 Certificateholders

Bank of New York                            $ 13,000                    39.49%
One Wall Street
New York, NY  10286

Citibank, N.A.                              $  4,920                    14.95%
3800 Citibank Center, B3-15
Tampa, FL 33610-9122

JP Morgan Chase Bank                        $  8,000                    24.30%
14201 Dallas Parkway
Dallas, TX  75254

Northern Trust Company                      $  6,000                    18.23%
801 S. Canal C-IN
Chicago, IL 60607

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

None or Not Applicable.


                                     PART IV

Item 14. Controls and Procedures
         -----------------------

Not Applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

(1)      Financial Statements

Not Applicable.

(2)      Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002 :

                   Date of Reports                     Items Covered
                   ---------------                     -------------

                  September 20, 2002        Item 7. Statement to
                  October 21, 2002          Certificateholders with respect to
                  November 20, 2002         distributions made on September 20,
                                            2002, October 21, 2002 and November
                                            20, 2002.

(c)      Copy of Annual Statement to Certificateholders for the year ended
December 31,

Exhibit 99 (a)    2002 .

Exhibit 99 (b)    Copy of Independent Accountants' Report dated February 28,
                  2003.

Exhibit 99 (c)    Annual Certificate as to Compliance dated March 31, 2003

(d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Home Equity Loan Trust 1999-1 by the undersigned, thereunto duly authorized.

                         HOUSEHOLD FINANCE CORPORATION,
                         as Master Servicer of and on behalf of the
                         HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
                         ---------------------------------------
                         (Registrant)

                           By: /s/ STEVEN H. SMITH
                               -------------------
                               Steven H. Smith
                               Assistant Treasurer

Dated: March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

          1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Home Equity Loan Trust 1999-1;

          2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

          3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

          4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under that agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank One, National Association and The Depository Trust Company.



Date: March 31, 2003



      /s/ STEVEN H. SMITH
      -------------------
      Steven H. Smith
      Assistant Treasurer

                                  Exhibit Index
                                  -------------

(c)

Exhibit 99 (a)    Copy of Annual Statement to Certificateholders for the year ended December 31, 2002 .

Exhibit 99 (b)    Copy of Independent Accountants' Report dated February 28,
                  2003.

Exhibit 99 (c)    Annual Certificate as to Compliance dated March 31, 2003