Form 10-K
period 2003-12-31
HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
filed 2004-03-26
CIK 1101649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 000-30465-01

Household Home Equity Loan Trust 1999-1
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

HFC Revolving Corporation is the depositor (the "Depositor") under a Pooling and Servicing Agreement dated as of November 1, 1999 (the "Agreement"), by and among the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer"), and Bank One, National Association, as trustee (the "Trustee"), providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 1999-1 (the "Certificates"). The Depositor is the originator of the trust called the Household Home Equity Loan Trust 1999-1 (the "Trust").

The Certificates consist of six classes of certificates. On November 20, 2001, the Class A-1 Certificates were paid in full and on September 20, 2002 the Class A-2 Certificates were paid in full. As of December 31, 2003, the outstanding principal balance of the Certificates was approximately $112,871,944 and the receivables held by the Trust had an aggregate outstanding principal balance of approximately $134,682,930. No reserve account is held for the benefit of the Certificateholders. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of March 25, 2004, there were less than 300 holders of record of each class of Certificates.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures. Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the respective class of Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 1999-1 Class A-1 Certificateholders None

Series 1999-1 Class A-2 Certificateholders
None
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 1999-1 Class A-3 Certificateholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$25,150	27.94%
Bank of New York/Investment Account ***Participant Contact Not Found***	$15,782	17.54%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$11,350	12.61%
The Bank of New York One Wall Street New York, NY 10286	$10,000	11.11%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	$6,657	7.40%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$6,097	6.77%
Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	$5,812	6.46%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 1999-1 Class A-4 Certificateholders

The Bank of New York One Wall Street New York, NY 10286	$28,000	65.24%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$6,300	14.68%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$6,000	13.98%
Series 1999-1 Class M-1 Certificateholders

Wachovia Bank N.A. - Phila. Main 530 Walnut Street Philadelphia, PA 19101	$15,550	43.74%
Bank of New York One Wall Street New York, NY 10286	$10,000	28.11%
Citibank, N.A. 3800 Citibank Center, B3-15 Tampa, FL 33610-9122	$10,000	28.11%
Series 1999-1 Class M-2 Certificateholders

Bank of New York One Wall Street New York, NY 10286	$13,000	39.49%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$8,000	24.30%

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 1999-1 Class M-2 Certificateholders

The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$6,000	18.23%
Citibank, N.A. 3800 Citibank Center, B3-15 Tampa, FL 33610-9122	$4,920	14.95%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.
Item 14. Principal Accountant Fees and Services.
Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 31, 2003 November 28, 2003 December 29, 2003	Item 7. Statement to Certificateholders with respect to distributions made on October 20, 2003, November 20, 2003 and December 22, 2003.
(c) Exhibit 99 (a)	Annual Statement to Certificateholders for the year ended December 31, 2003.
Exhibit 99 (b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99 (c)	Annual Certificate as to Compliance dated March 25, 2004.

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

HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the Household Home Equity Loan Trust 1999-1 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

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

Date: March 25, 2004

_/s/ Steven H. Smith __

Steven H. Smith

Assistant Treasurer

Exhibit Index

(c) Exhibit 99 (a)	Annual Statement to Certificateholders for the year ended December 31, 2003.
Exhibit 99 (b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99 (c)	Annual Certificate as to Compliance dated March 25, 2004.