Form 10-K
period 2004-12-31
HOUSEHOLD HOME EQUITY LOAN TRUST 1999-1
filed 2005-03-31
CIK 1101649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 000-30465-01

Household Home Equity Loan Trust 1999-1

(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION

(Servicer of the Trust)

(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564- 5000 Servicer's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Closed-End Home Equity Loan Asset Backed Certificates, Series 1999-1		None
Class A-1 Certificates	Class M-1 Certificates
Class A-2 Certificates	Class M-2 Certificates
Class A-3 Certificates
Class A-4 Certificates

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

HFC Revolving Corporation is the depositor (the "Depositor") under a Pooling and Servicing Agreement dated as of

November 1, 1999 (the "Agreement"), by and among the Seller, HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Master Servicer (the "Master Servicer"), and Bank One, National Association, as trustee (the "Trustee"), providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 1999-1 (the "Certificates"). The Depositor is the originator of the trust called the Household Home Equity Loan Trust 1999-1 (the "Trust").

The Certificates consist of six classes of certificates. On November 20, 2001, the Class A-1 Certificates were paid in full, on September 20, 2002, the Class A-2 Certificates were paid in full, on January 20, 2005, the Class A-3 Certificates were paid in full, on January 20, 2005, the Class A-4 Certificates were paid in full, on January 20, 2005, the Class M-1 Certificates were paid in full and on January 20, 2005, the Class M-2 Certificates were paid in full. As of December 31, 2004, the outstanding principal balance of the Certificates was $72,984,306. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of March 24, 2005, there were less than 300 holders of record of each class of Certificates.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Not Applicable.
Item 9B. Other Information.

Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the respective class of Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 9, 2005. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 1999-1 Class A-1 Certificateholders None

Series 1999-1 Class A-2 Certificateholders
None

Series 1999-1 Class A-3 Certificateholders
None

Series 1999-1 Class A-4 Certificateholders
None
Series 1999-1 Class M-1 Certificateholders
None

Series 1999-1 Class M-2 Certificateholders
None

Item 13. Certain Relationships and Related Transactions.

Not Applicable.
Item 14. Principal Accountant Fees and Services.
Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2004, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99 (a)	Annual Statement to Certificateholders for the year ended December 31, 2004.
Exhibit 99 (b)	Independent Accountants' Report dated March 1, 2005.
Exhibit 99 (c)	Annual Certificate as to Compliance dated March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Home Equity Loan Trust 1999-1 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Master Servicer of and on behalf of the Household Home Equity Loan Trust 1999-1 (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President -Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

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

Date: March 24, 2005

_/s/ Edgar D. Ancona __

Edgar D. Ancona

Senior Vice President - Treasurer

Exhibit Index

Exhibit 99 (a)	Annual Statement to Certificateholders for the year ended December 31, 2004.
Exhibit 99 (b)	Independent Accountants' Report dated March 1, 2005.
Exhibit 99 (c)	Annual Certificate as to Compliance dated March 1, 2005.